Form 10QSB
period 2002-06-30
THOMPSON ACQUISITION CORP
filed 2002-08-12
CIK 1164934

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2002

    ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _______ to ________

                   Commission file number:           000-49681
                                              -----------------------

                          THOMPTON ACQUISITION CORP.
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2002: 5,000,000 shares of common stock, $.0001 par value

  Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                             TABLE OF CONTENTS



                                                                      PAGE
  PART  I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements ..................................    3

  Item 2.   Management's Discussion and Analysis or
            Plan of Operation .....................................    8

  PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings .....................................   11

  Item 2.   Changes in Securities .................................   11

  Item 3.   Defaults Upon Senior Securities .......................   11

  Item 4.   Submission of Matters to a Vote of Security
            Holders ...............................................   11

  Item 5.   Other Information .....................................   11

  Item 6.   Exhibits and Reports on Form 8-K ......................   11

  Signature

                      PART I  -  FINANCIAL INFORMATION


 ITEM 1.    Financial Statements



                          THOMPSON ACQUISITION CORP.
                      (A DEVELOPMENT STAGE CORPORATION)

                           BALANCE SHEETS (UNAUDITED)
                              JUNE 30, 2002


                                  ASSETS

CURRENT ASSETS:
 Cash ..................................................  $  495
                                                          ------

TOTAL ASSETS ...........................................  $  495
                                                          ======


                    LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES: ..........................................  $   --

STOCKHOLDER'S EQUITY:

 Preferred Stock, $.0001 par value, 20,000,000
 shares authorized, none issued and outstanding .......      --

 Common Stock, $.0001 par value, 80,000,000
 shares authorized, 5,000,000 issued
 and outstanding ......................................     500

Additional paid-in capital ............................     274

Deficit accumulated during development stage ..........    (279)
                                                          ------
 Total Stockholder's Equity ...........................     495

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............  $  495
                                                         =======



   See accountants' review report and notes to the financial
                        statements.

                        THOMPSON ACQUISITION CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                   STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED JUNE 30, 2002




Revenue .............................................   $   --

Expenses
  General and administrative expenses ...............        2
                                                          ----
Total expenses ......................................        2
                                                         -----

Loss before taxes ...................................      (2)

Provision for income taxes ..........................      --


NET LOSS ............................................   $  (2)
                                                       =======


Basic loss per common share .........................  $ (.00)
                                                       =======

Diluted loss per common share .......................  $ (.00)
                                                       =======

Basic and diluted weighted average number
 of common shares outstanding ...................     5,000,000
                                                      =========




         See accountants' review report and notes to the
                    financial statements.

                          THOMPSON ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED JUNE 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................   $  (2)

Adjustment to reconcile net loss
 to net cash used by operating activities: .............       -
                                                            -----
Net cash used in operating activities ..................      (2)


CASH FLOWS FROM INVESTING ACTIVITIES ...................       --
                                                            -----

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net cash provided by financing activities ...............     --
                                                             ----

INCREASE IN CASH AND CASH EQUIVALENTS ...................      (2)


CASH AND CASH EQUIVALENTS   BEGINNING OF PERIOD .........      497
                                                             =====

CASH AND CASH EQUIVALENTS   END OF PERIOD ...............   $  495
                                                             =====



      See accountants' review report and notes to the financial
                             statements

                      THOMPSON ACQUISITION CORP.
                  (A DEVELOPMENT STAGE CORPORATION)
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2002

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results for any future period.

   B.  Organization and Business Operations

   Thompson Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission.

   The year-end of the Company is December 31st for both book and tax purposes.

   The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

   C.  Income Taxes

   The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement
   109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2002, there were no current or deferred income tax expense or benefits due to the Company not having any material operations.

   D.  Basic and diluted net loss per share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At June 30, 2002 there were no dilutive convertible shares, stock options or warrants.

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

   C.  Additional Paid-in Capital

   Additional paid-in capital at June 30, 2002 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company. (See Note 3)

NOTE 3 - RELATED PARTY TRANSACTIONS

   The Company's sole officer and director is also the sole beneficial shareholder of the Company.

   The Company currently uses the offices of Newfield Capital, the sole shareholder of the Company, as its principal place of business at no cost to the Company.

   On January 2, 2002, the Company signed an agreement with Newfield Capital, the sole shareholder of the Company. The Agreement calls for Newfield to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1B:

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

We are a development stage company with minimal assets, and since inception (January 2, 2002), have experienced operating losses. As of June 30, 2002, the Company's balance sheet reflects a total asset value of $495.

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

Results of Operations

Since inception, the Company has not engaged in any operations other than filing a registration statement on Form 10-SB/12g with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. No revenues were received for the three months ended June 30, 2002, and the Company has experienced cumulative net losses of $279.

We are a "blank check" company. The purpose of the Company is to seek, investigate, and if such investigation warrants, acquire a favorable business opportunity. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise. Currently the Securities and Exchange Commission is reviewing the Company's registration statement on Form 10-SB/12g. After the registration statement reaches no further comments by the Securities and Exchange Commission, the Company will investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

To date the Company has not had any preliminarily contact, agreements or understandings with any consultant to provide services or with companies that are searching for blank check companies with which to merge. The Company does not intend to have any such contact or relationship until the registration statement of the Company on Form 10-SB/12g completes the comment period with the Securities and Exchange Commission.

To date Mr. Huang, the sole officer and director of the Company, in any capacity, including as the principal of Newfield Capital, has not had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of a acquisition or merger transaction. The Company does not intend to have any such contact or relationship until the registration statement of the Company on Form 10-SB/12g completes the comment period with the Securities and Exchange Commission.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit No.                      Description
--------------     -----------------------------------------------------
     3.1           Articles of Incorporation of Wayne Acquisition Corp.*

     3.2           Bylaws of Wayne Acquisition Corp.*

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


                                     Date:  August 12, 2002



                                    By:  /s/ Gary G. Huang
                                        -------------------
                                           Gary G. Huang
                                       President and Director